Form 10-K
period 2011-12-31
GE Equipment Transportation LLC, Series 2011-1
filed 2012-03-27
CIK 1522711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

333-160604-01
(COMMISSION FILE NUMBER OF ISSUING ENTITY)

GE EQUIPMENT TRANSPORTATION LLC, SERIES 2011-1
(EXACT NAME OF ISSUING ENTITY)

CEF EQUIPMENT HOLDING, L.L.C.
(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

GENERAL ELECTRIC CAPITAL CORPORATION
(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-5439580
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 RIVERVIEW DRIVE, DANBURY CONNECTICUT 06810

(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 749-2101

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes☒No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NONE.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A) ITEM 1, BUSINESS.

(B) ITEM 1A, RISK FACTORS.

(C) ITEM 2, PROPERTIES.

(D) ITEM 3, LEGAL PROCEEDINGS.

(E) ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A) ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(B) ITEM 6, SELECTED FINANCIAL DATA.

(C) ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(D) ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(E) ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(F) ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(G) ITEM 9A, CONTROLS AND PROCEDURES.

ITEM 9B. OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A) ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B) ITEM 11, EXECUTIVE COMPENSATION.

(C) ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D) ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E) ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated June 22, 2011 and filed by the Depositor on June 23, 2011.
Exhibit 31.1	Certification of officer of the Depositor.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.
Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by GE Equipment Transportation LLC, Series 2011-1 (the “Issuing Entity”).

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities providing credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any class of Notes.

ITEM 1115(b)(2) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

There are no legal proceedings pending (or known to be contemplated by governmental authorities) against any of General Electric Capital Corporation (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the Notes.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its roles as servicer and administrator) and Citibank, N.A. (in its role as indenture trustee) (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.

The Servicing Report and Attestation Report of the Sponsor (in its roles as servicer and administrator) have identified the following material instances of noncompliance with the servicing criteria as applicable to it:

With respect to servicing criterion 1122(d)(1)(ii), for certain material servicing activities that were outsourced to a third party, the appropriate policies and procedures were not instituted to monitor the third party’s compliance with such servicing activities.

With respect to servicing criterion 1122(d)(2)(vii)(B), certain account reconciliations were not prepared within 30 calendar days after the bank statement cutoff date. Certain of these instances of material noncompliance related to account reconciliations prepared by a Vendor. The Company has identified a material deficiency in its policies and procedures to monitor the Vendor’s compliance in that the Company’s agreements with the Vendor do not require the Vendor to prepare account reconciliations within 30 calendar days after the bank statement cutoff date and the Company’s compensating control failed to operate effectively.

With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transactions agreements.

With respect to servicing criterion 1122(d)(3)(i)(D), certain reports to investors did not agree with the servicer’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer.

With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with the timeframes, distribution priority and other terms set forth in the transactions agreements.

With respect to servicing criterion 1122(d)(4)(iv), certain payments on pool assets were not allocated to principal, interest and other items in accordance with the related pool asset documents.

With respect to servicing criterion 1122(d)(4)(viii), certain records documenting collection efforts for certain delinquent pool assets were not maintained.

With respect to servicing criterion 1122(d)(4)(ix), certain adjustments to interest rates for pool assets with variable rates were not computed based on the related pool asset documents.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) has been identified by the registrant as servicer with respect to the asset pool held by the Issuing Entity. The Sponsor has completed a statement of compliance with applicable servicing criteria (the “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE Equipment Transportation LLC, Series 2011-1
(by CEF Equipment Holding, L.L.C.)

Date: March 26, 2011	By:	____/s/ Thomas A. Davidson______________
Name: Thomas A. Davidson
Title: President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Transportation LLC, Series 2011-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.

Exhibit 4.1	Loan Sale Agreement, incorporated by reference to Exhibit 4(c) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.2	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(f) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(g) to Form 8-K dated June 29, 2011 and filed by the Depositor on June 30, 2011.
Exhibit 4.6	Underwriting Agreement incorporated by reference to Exhibit 1(a) to Form 8-K dated June 22, 2011 and filed by the Depositor on June 23, 2011.
Exhibit 31.1	Certification of officer of the Depositor.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of General Electric Capital Corporation.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of General Electric Capital Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Citibank, N.A.
Exhibit 35.1	Servicing Compliance Statement of General Electric Capital Corporation.